Form 10-Q
period 2017-01-12
Battlers Corp.
filed 2017-01-12
CIK 1680525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333- 213393

Battlers Corp.

(Exact name of registrant as specified in its charter)

Nevada	7812
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number
38-3990249
IRS Employer
Identification Number

Battlers Corp.

No.1 Street, Sophora Court,

1/27, Larnaka, Cyprus, 6021

Tel. 302111983153

Email: company@battlerscorp.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of January 11, 2017 there were 4,945,500 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim condensed financial statements of Battlers Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

BATTLERS CORP.

Balance Sheets

ASSETS	December 31, 2016 (Unaudited)	June 30, 2016
Current Assets
Cash and cash equivalents Prepaid rent	$8,161 5,470	1,989 -
Studio costs	4,000	-
Total Current Assets	17,631	1,989

Fixed Assets
Equipment, net	7,465	-
Total Fixed Assets	7,465	-

Total Assets	$25,096	1,989

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Customer Deposits	$1,250	-
Loan from director	4,640	2,662
Total Current Liabilities	5,890	2,662

Total Liabilities	5,890	2,662

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,909,000 shares issued and outstanding as of December 31, 2016	4,909	-
Additional paid in capital	17,192	-
Retained deficit	(2,895)	(673)
Total Stockholders’ Equity(Deficit)	19,206	(673)

Total Liabilities and Stockholders’ Equity(Deficit)	$25,096	1,989

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Operations

(Unaudited)

	Three months ended December 31, 2016	Six months ended December 31, 2016

REVENUES	$9,433	13,887
Cost of services	5,841	5,841
Gross Profit	3,592	8,046

OPERATING EXPENSES
General and Administrative Expenses	5,016	10,268
TOTAL OPERATING EXPENSES	5,016	10,268

NET INCOME (LOSS) FROM OPERATIONS	(1,424)	(2,222)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,424)	(2,222)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,208,913	4,104,266

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statement of Cash Flows

(Unaudited)

Six months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,222)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid rent	(5,470)
Studio costs	(4,000)
Depreciation	352
Customer Deposits	1,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(7,817)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(7,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,978 22,101
Proceeds from sale of common stock
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,079

NET INCREASE IN CASH	6,172

Cash, beginning of period	1,989

Cash, end of period	$8,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Battlers Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 3, 2016. Battlers Corp. is a startup company, which is going to produce videos, advertising shorts for TV and websites, wedding videos, family videos, vacation records reduction and business presentation records for marketing and other needs. The Company’s registration office is located at No.1 Street, Sophora Court, 1/27, Larnaka, Cyprus, 6021.

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2016.  The Company currently has negative operating cash flows, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements, interim disclosures generally do not repeat those in the annual statements. The Company’s yearend is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of the Photo camera, big screen TV and other professional equipment is 5 years and software program is 2 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

BATTLERS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $8,161 of cash as of December 31, 2016.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

BATTLERS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

(Unaudited)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2016 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

Equipment
Cost
As at June 30, 2016	$-
Additions	5,568
Disposals	-
As at September 30, 2016	$5,568
Additions	2,249
Disposals	-
As at December 31, 2016	$7,817

Depreciation
As at June 30, 2016	-
Change for the period	(138)
As at September 30, 2016	$(138)
Change for the period	(214)
As at December 31, 2016	$(352)

Net book value	$7,465

Note 5 – LOAN FROM DIRECTOR

For the six months ended December 31, 2016, our sole director has loaned to the Company $1,978. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $4,640 and $2,662 as of December 31, 2016 and June 30, 2016, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 01, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. As of December 31, 2016 the Company has paid $920 for rent and the amount of $5,470 is in prepaid rent.

BATTLERS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

(Unaudited)

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 5, 2016 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

During November 2016 the Company issued 197,500 shares of common stock for cash proceeds of $3,950 at $0.02 per share.

During December 2016 the Company issued 711,500 shares of common stock for cash proceeds of $14,151 at $0.02 per share.

There were 4,909,000 shares of common stock issued and outstanding as of December 31, 2016.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of December 31, 2016 the Company had net operating loss carry forwards of approximately $2,895 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2016 was approximately $984. The net change in valuation allowance during the six months ended December 31, 2016 was $755. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.  All tax years since inception remains open for examination by taxing authorities.

BATTLERS CORP.

Notes to the condensed financial statements

DECEMBER 31, 2016

(Unaudited)

The provision for Federal income tax consists of the following:

	As of December 31, 2016	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(984)	(229)
Valuation allowance	$984	229
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended December 31, 2016 as follows:

	As of December 31, 2016	As of June 30, 2016
Computed "expected" tax expense (benefit)	$(755)	(229)
Change in valuation allowance	$755	229

                                                                                                                            -                                 -

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements, other than a share issuance on January 3, 2017 of 36,500 shares of common stock for cash proceeds of $730 at $0.02 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Battlers Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

General information about the Company

Battlers Corp. was incorporated in February 3, 2016, in the state of Nevada, USA. The Company is located in Greece and is working in the field of short video production. The key management of the Company is Stepan Feodosiadi, who is our sole officer and director, President and treasurer. As of the date of this quarterly report, our Sole officer and director has purchased 4,000,000 of the common stock  of the Company.

Business overview

In developing our company, management believes that marketing videos remains to be trendy for every area of advertising and keeps being popular among developed and start-up companies. We believe that for companies, having such a marketing tool on their websites and any promotions stages it is a step ahead of competitors in the same area of work. Stepan Feodosiadi, our sole officer and director, believes that powerful video marketing is the most leading marketing tool that in this industry will have more success in the future perspective.

Marketing videos on the Internet or your website enables you to generate the engaging experience that you need in successful online marketing. When using online video marketing on your website, you are informing your website visitors that they are needed and important to you and that you will invest some time and effort to ensure that they have a thorough experience when showing up at your company website or any promotion activities of your company.

Video production industry overview

The management of the Company believes that promotional videos are one of the top forms of online mass communication that companies can benefit from utilizing. All businesses, small and large, are jumping on board to get their start with online.

Based on the experience of our sole officer and director in the video production area we can estimate the following steps for video production:

1.     Planning of the concept of the video

2.     Planning technical aspects to create the video

3.     Production stage

4.     Post-production, which means putting the video together through editing and fine-tuning the visuals and sound

Our company is engaged in every one of the above-mentioned steps, but mostly in post-production. We believe that this part of the whole video production process takes a lot of time and we are going to focus on it.

Target market

Battlers Corp. is planning to develop itself in the industry of video production. First of all we are oriented on companies, which are working in the marketing and advertising industry. The Company will offer them its service and will be negotiating to sign a long term agreement for future services. Stepan Feodosiadi, who is in charge of all of the Company’s processes, will perform such negotiations. He is planning to offer family greeting videos production for private individuals also.

One of our various target streams is preparation of business projects for the companies, for example start up project presentation, new project development introduction, and attracting investors’ presentation.

Necessary equipment and software

Our sole officer and director is providing his computers for the Company’s current needs. The Company owns a video editing software program, which allows us to log and transfer video onto a hard drive (internal or external), where it can be edited, processed, and output to a wide variety of formats.

The Company also has a big screen TV, which is placed in our offices for our future customers to review the videos made by us. The equipment of the Company was purchased in July 2016.

As of the date of this quarterly report the Company has purchased the following equipment and materials for our business process: Photo camera PD453, Big screen TV, Final Cut Pro, Steadicam Steadimate 30 with Aero 30 Arm and Zephyr Vest, Sigma 18-35mm f/1,8 DC HSM, Nikkor 50mm f/1,8G and Nikkor 18-135mm f/3,5-5,6. We believe that with this equipment we became more competitive and attractive to our potential customers, as our postproduction service has become wider and the quality of video has been improved.

Webpage

Our website is created by our sole officer and director, Stepan Feodosiadi, who is on the current stage in charge of our marketing development. The webpage www.battlerscorp.com has already a few examples of our videos and has basic information about the Company. Further the Company is planning to make its website more known to potential customers by using Internet features of webpage promotions.

Marketing

We also anticipate using many of the social media technologies currently available to market our service of video production such as: Twitter, Facebook, Instagram, and Youtube. In addition we have some examples of our work on our webpage, which we believe will help us to market our service.

The Company is planning to attempt marketing exhibitions to get more known throughout our future customers and competitors. Marketing will be an ongoing process throughout all of our operation history.

Employees

We are a new, developing company and currently have only one employee, who is also our sole officer and director Stepan Feodosiadi.

Office facilities

Our management believes that video production business has more opportunities and more the production area is more extensive in Greece. Based on this prediction the Company has signed lease agreement for renting an office space till December 31, 2018, which is located at the following address: Delfon 2, Athens 106 80 Greece.

Competitors

Based on the fact that we are a start-up Company that has recently started our operations we assume we will have strong competition from well-developed companies in our area of work. We face strong competition from Expose Prod Video Production, Production Service Network, and XYZ Productions, which are all based in Greece and have developed their names in the industry.

Bankruptcy or Receivership or Similar Proceedings

None.

Legal Proceedings

Neither the Company nor any of its officers, directors or beneficial shareholders (greater than 10%) is involved in any litigation or legal proceedings involving the business of the Company.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to video production service and operation of any facility in any jurisdiction in which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•        Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•        Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•        Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•        Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•        Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Results of Operations for the three and six months ended December 31, 2016 and 2015:

Revenue and cost of sevices

For the three and six month period ended December 31, 2016 the Company generated total revenue of $9,433 and $13,887 accordingly from providing video services to the customer. Cost of services for the three and six month period ended December 31, 2016 was $5,841.

Operating expenses

Total operating expenses for the three and six month period ended December 31, 2016, were $5,016 and $10,268 accordingly.

Net Loss

The net loss for the three and six month period ended December 31, 2016 was $1,424 and $2,222 accordingly.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2016, the Company had cash of $8,161 ($1,989 as of June 30, 2016). Furthermore, the Company had a working capital of $11,741 (deficit $673 as of June 30, 2016). The increase in working capital is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the six month period ended December 31, 2016, the Company used $10,090 of cash in operating activities due to its net loss and increase in prepaid rent of $5,470, depreciation of $352 and increase in customer deposits of $1,250.

During the six month period ended December 31, 2016 and six month period ended December 31, 2015, the Company used $7,817 in investing activities.

During the six month period ended December 31, 2016, the Company generated $24,079 cash in financing activities.

Our independent registered public accountant has issued a going concern opinion. This means that there is a substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only limited revenues to date.

To meet our needs for cash we are attempting to raise money from selling shares of stock and from selling our video production service. We believe that we will be able to raise enough money through selling shares of stock or through selling our service to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers we may quickly use up the proceeds from the sale of stock and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through the sale of stock.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the six months ended December 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended December 31, 2016.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on January 12, 2016.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)