Form 10-Q
period 2017-03-31
Battlers Corp.
filed 2017-04-25
CIK 1680525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

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

Yes [ ] No [X]

As of March 31, 2017 there were 4,945,500 shares outstanding of the registrant’s common stock.

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

BATTLERS CORP.

Balance Sheets

ASSETS	March 31, 2017 (Unaudited)	June 30, 2016
Current Assets
Cash and cash equivalents Prepaid rent	$7,286 4,780	$1,989 -
Total Current Assets	12,066	1,989

Fixed Assets
Equipment, net	7,214	-
Total Fixed Assets	7,214	-

Total Assets	$19,280	$1,989

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Loan from director	$4,640	$2,662
Total Current Liabilities	4,640	2,662

Total Liabilities	4,640	2,662

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,945,500 and 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016 accordingly	4,945	-
Additional paid in capital	17,882	-
Retained deficit	(8,187)	(673)
Total Stockholders’ Equity(Deficit)	14,640	(673)

Total Liabilities and Stockholders’ Equity(Deficit)	$19,280	$1,989

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Operations

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	Nine months ended March 31, 2016

REVENUES	$5,240	$-	$19,127	$-
Cost of services	4,000	-	9,841	-
Gross Profit	1,240	-	9,286	-

OPERATING EXPENSES
General and Administrative Expenses	6,532	623	16,800	623
TOTAL OPERATING EXPENSES	6,532	623	16,800	623

NET INCOME (LOSS) FROM OPERATIONS	(5,292)	(623)	(7,514)	(623)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(5,292)	$(623)	$(7,514)	$(623)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,944,067	-	4,380,058	-

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statement of Cash Flows

(Unaudited)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,514)	$(623)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid rent	(4,780)	-
Depreciation	603	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,691)	(623)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(7,817)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(7,817)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,978	623
Proceeds from sale of common stock	22,827	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,805	623

NET INCREASE IN CASH	5,297	-

Cash, beginning of period	1,989	-

Cash, end of period	$7,286	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2017

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

Note 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had revenues of 19,127 as of March 31, 2017.  The Company currently has negative operating cash flows, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2017

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $7,286 of cash as of March 31, 2017.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2017

(Unaudited)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2017 were no differences between our comprehensive loss and net loss.

Note 4 – FIXED ASSETS

Equipment
Cost
As at June 30, 2016	$-
Additions	5,568
Disposals	-
As at September 30, 2016	$5,568
Additions	2,249
Disposals	-
As at December 31, 2016	$7,817
Additions	-
Disposals	-
As at March 31, 2017	$7,817

Depreciation
As at June 30, 2016	-
Change for the period	(138)
As at September 30, 2016	$(138)
Change for the period	(214)
As at December 31, 2016	$(352)
Change for the period	(251)
As at March 31, 2017	$(603)

Net book value	$7,214

Note 5 – LOAN FROM DIRECTOR

For the nine months ended March 31, 2017, our sole director has loaned to the Company $1,978. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $4,640 and $2,662 as of March 31, 2017 and June 30, 2016, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 1, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. As of March 31, 2017 the Company has paid $1,610 for rent and the amount of $4,780 is in prepaid rent.

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2017

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

During January 2017 the Company issued 36,500 shares of common stock for cash proceeds of $726 at $0.02 per share.

There were 4,945,500 shares of common stock issued and outstanding as of March 31, 2017.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of March 31, 2017 the Company had net operating loss carry forwards of approximately $8,187 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2017 was approximately $2,784. The net change in valuation allowance during the nine months ended March 31, 2017 was $2,555. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2017

(Unaudited)

The provision for Federal income tax consists of the following:

	As of March 31, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(2,784)	(229)
Valuation allowance	$2,784	229
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended March 31, 2017 as follows:

	As of March 31, 2017	As of June 30, 2016
Computed "expected" tax expense (benefit)	$(2,555)	(229)
Change in valuation allowance	$2,555	229

                                                                                                                            -                                 -

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business overview

In developing our company, management believes that marketing videos remains to be trendy for every area of advertising and keeps being popular among developed and start-up companies. We believe that for companies, having such a marketing tool on their websites and any promotions stages shows it is a step ahead of competitors in the same area of work. Stepan Feodosiadi, our sole officer and director, believes that powerful video marketing is the most leading marketing tool that in this industry will have more success in the future perspective.

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

Target market

Battlers Corp. is planning to develop itself in the industry of video production. First of all we are oriented on companies, which are working in the marketing and advertising industry. The Company will offer them its service and will be negotiating to sign a long term agreement for future services. Stepan Feodosiadi, who is in charge of all of the Company’s processes, will perform such negotiations. He is planning to offer family greeting videos for private individuals also.

One of our various target streams is preparation of business projects for the companies, for example start up project presentation, new project development introduction, and attracting investors’ presentation.

As of March 31, 2017 we have signed four contracts and provide our services to our customers Focus on Peristeri ES, Pocket MGZ, NTI TEILS MONOPROSOPI EPE - MARKELLOU D. MARIA and SYMEONIDOU EFFIMIA & SIA EE.

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

Office facilities

Our management believes that video production business has more opportunities and the production area is more extensive in Greece. Based on this prediction the Company has signed a lease agreement for renting an office space till December 31, 2018, which is located at the following address: Delfon 2, Athens 106 80 Greece.

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

Results of Operations for the three and nine months ended March 31, 2017 and 2016:

Revenue and cost of services

For the three month period ended March 31, 2017 and 2016 the Company generated total revenue of $5,240 and $0 accordingly from providing video services to the customers. Cost of services for the three month period ended March 31, 2017 and 2016 was $4,000 and $0 accordingly. No activity for the three months period ended March 31, 2016 is as just beginning operations.  Increases in the accounts from previous period related to increase in operating activity, to sales of our product to our customers.

For the nine month period ended March 31, 2017 and 2016 the Company generated total revenue of $19,127 and $0 accordingly from providing video services to the customers. Cost of services for the nine month period ended March 31, 2017 and 2016 was $9,841 and $0 accordingly. No activity for the nine months period ended March 31, 2016 is as just beginning operations.  Increases in the accounts from previous period related to increase in operating activity, to sales of our product to our customers.

Operating expenses

Total operating expenses for the three month period ended March 31, 2017 and 2016, were $6,532 and $623 accordingly.

Total operating expenses for the nine month period ended March 31, 2017 and 2016, were $16,800 and $623 accordingly.

Net Loss

The net loss for the three month period ended March 31, 2017 and 2016 was $5,292 and $623 accordingly.

The net loss for the nine month period ended March 31, 2017 and 2016 was $7,514 and $623 accordingly.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2017, the Company had cash of $7,286 ($1,989 as of June 30, 2016). Furthermore, the Company had a working capital of $7,426 (deficit $673 as of June 30, 2016).

During the nine month period ended March 31, 2017, the Company used $11,691 of cash in operating activities due to its net loss and increase in prepaid rent of $4,780, depreciation of $603.  During the nine month period ended March 31, 2016, the Company used $623 of cash in operating activities due to its net loss.

During the nine month period ended March 31, 2017 and 2016 the Company used $7,817 and $0 in investing activities appropriate.

During the nine month period ended March 31, 2017 and 2016, the Company generated $24,805 and $623 cash in financing activities appropriate.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated $19,127 revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended March 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on April 26, 2017.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)