Form 10-K
period 2017-06-30
Battlers Corp.
filed 2017-08-18
CIK 1680525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333- 213393

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,945,500 common shares issued and outstanding as of June 30, 2017.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Business overview

In developing our company, management believes that marketing videos are trendy for every area of advertising and remains popular among developed and start-up companies. We believe that for companies, having such a marketing tool on their websites and any promotion stages shows it is a step ahead of competitors in the same area of work. Stepan Feodosiadi, our sole officer and director, believes that powerful video marketing is the leading marketing tool that in this industry will have more success in the future perspective.

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

As of the date of this annual report the Company has purchased the following equipment and materials for our business process: Photo camera PD453, Big screen TV, Final Cut Pro, Steadicam Steadimate 30 with Aero 30 Arm and Zephyr Vest, Sigma 18-35mm f/1,8 DC HSM, Nikkor 50mm f/1,8G and Nikkor 18-135mm f/3,5-5,6. We believe that with this equipment we became more competitive and attractive to our potential customers, as our postproduction service has become wider and the quality of video has been improved.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  We intend to quote on the OTC Bulletin Board.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2017, no shares of our common stock have traded

Number of Holders

As of June 30, 2017, the 4,945,500 issued and outstanding shares of common stock were held by a total of 32 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 5, 2016, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

During November 2016, the Company issued 197,500 shares of common stock for cash proceeds of $3,950 at $0.02 per share.

During December 2016, the Company issued 711,500 shares of common stock for cash proceeds of $14,151 at $0.02 per share.

During January 2017, the Company issued 36,500 shares of common stock for cash proceeds of $726 at $0.02 per share.

There were 4,945,500 shares of common stock issued and outstanding as of June 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On July 5, 2016, the Company offered and sold 4,000,000 restricted shares of common stock to our president and director, Stepan Feodosiadi, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the years ended June 30, 2017 and 2016:

Revenue and cost of services

For the years ended June 30, 2017 and 2016 the Company generated total revenue of $43,087 and $0 accordingly from providing video services to customers. Cost of services for the years ended June 30, 2017 and 2016 was $22,312 and $0 accordingly. There was no activity for the year ended June 30, 2016 as the Company was just beginning operations.  Increases in the accounts from previous the year related to increase in operating activity related to sales of our product to our customers.

Operating expenses

Total operating expenses for the years ended June 30, 2017 and 2016, were $27,119 and $673 accordingly.  Increase in operating expenses related to increase of the Company activity, increase in general and administrative expenses.

Net Loss

The net loss for the years ended June 30, 2017 and 2016 was $6,344 and $673 accordingly.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2017, the Company had cash of $1,173 ($1,989 as of June 30, 2016). Furthermore, the Company had a working capital of $623 (deficit $673 as of June 30, 2016).

During the year ended June 30, 2017, the Company used $9,012 of cash in operating activities due to its net loss, increase in prepaid rent of $4,090 and depreciation of $1,422.  During the year ended June 30, 2016, the Company used $673 of cash in operating activities due to its net loss.

During the year ended June 30, 2017 and 2016 the Company used $16,609 for the purchase of video production equipment and $0 in investing activities, respectively.

During the year ended June 30, 2017 and 2016, the Company generated $24,805 and $2,662 cash in financing activities, respectively.

Our independent registered public accounting firm has issued a going concern opinion. This means that there is a substantial doubt that we can continue as a going concern for the next twelve months unless we obtain additional capital to pay our bills.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

BATTLERS CORP.

FINANCIAL STATEMENTS

For the Years Ended June 30, 2017 and June 30, 2016

Heaton & Company, PLLC

240 N. East Promontory

Suite 200

Farmington, Utah 84025

 (T) 801.218.3523

heatoncpas.com

BATTLERS CORP.

Balance Sheets

ASSETS	June 30, 2017	June 30, 2016
Current Assets
Cash and cash equivalents Prepaid rent	$1,173 4,090	$1,989 -
Total Current Assets	5,263	1,989

Fixed Assets
Equipment, net	15,187	-
Total Fixed Assets	15,187	-

Total Assets	$20,450	$1,989

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Loan from director	$4,640	$2,662
Total Current Liabilities	4,640	2,662

Total Liabilities	4,640	2,662

Commitments and Contingencies

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,945,500 and 0 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	4,945	-
Additional paid in capital	17,882	-
Retained deficit	(7,017)	(673)
Total Stockholders’ Equity(Deficit)	15,810	(673)

Total Liabilities and Stockholders’ Equity(Deficit)	$20,450	$1,989

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Operations

	Year ended June 30, 2017	Year ended June 30, 2016

REVENUES	$43,087	$-
Cost of services	22,312	-
Gross Profit	20,775	-

OPERATING EXPENSES
General and Administrative Expenses	27,119	673
TOTAL OPERATING EXPENSES	27,119	673

NET INCOME (LOSS) FROM OPERATIONS	(6,344)	(673)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(6,344)	$(673)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,521,032	-

See accompanying notes, which are an integral part of these financial statements

F-12 BATTLERS CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Retained Deficit	Total Stockholder’s
	Shares	Amount	Capital		Equity (Deficit)

Inception, February 3, 2016	-	$-	$-	$-	$-
Net loss June 30, 2016	-	-	-	(673)	(673)
Balance, June 30, 2016	-	$-	$-	$(673)	$(673)

Net loss June 30, 2017				(6,344)	(6,344)
Shares issued for cash	4,945,500	4,945	17,882		22,827
Balance, June 30, 2017	4,945,500	$4,945	$17,882	$(7,017)	$15,810

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Cash Flows

	Year ended June 30, 2017	Year ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,344)	$(673)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid rent	(4,090)	-
Depreciation	1,422	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,012)	(673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(16,609)	-
CASH FLOWS USED ININVESTING ACTIVITIES	(16,609)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,978	2,662
Proceeds from sale of common stock	22,827	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,805	2.662

NET INCREASE (DECREASE) IN CASH	(816)	1,989

Cash, beginning of period	1,989	-

Cash, end of period	$1,173	$1,989

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

F-14 BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Battlers Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 3, 2016. Battlers Corp. is a startup company, which produces videos, advertising shorts for TV and websites, wedding videos, family videos, vacation records reduction and business presentation records for marketing and other needs in Greece. The Company’s registered office is located at No.1 Street, Sophora Court, 1/27, Larnaka, Cyprus, 6021.

Our future operations and earnings currently depend on the results of the Company’s operations outside the United States. There can be no assurance that the Company will be able to successfully continue to conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to other numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, competition, changes in regulations, changes in accounting and taxation standards, inability to achieve our overall long-term goals, and global or regional catastrophic events. Because the Company is dependent on its operations outside of the Unites States for all its revenue, the Company may be subject to various additional political, economic, and other uncertainties.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues of $43,087 for the year ended June 30, 2017.  The Company currently has negative operating cash flows, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is June 30.

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

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization using the straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of the Photo camera, big screen TV and other professional equipment is 5 years and the software program is 2 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Advertising Expense

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $250 of advertising expenses as of June 30, 2017 and $0 as of June 30, 2016.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2017

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,173 of cash as of June 30, 2017.

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

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company’s revenues were generated from four customers.  Focus on Peristeri ES with 14% of total revenue, Pocket MGZ with 28% of total revenue, NTI TEILS MONOPROSOPI EPE - MARKELLOU D. MARIA with 32% of total revenue and SYMEONIDOU EFFIMIA & SIA EE with 26% of total revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2017

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) in May 2014. ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the most current revenue recognition guidance. This includes current guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. The Company is still evaluating the impacts it will have on its current revenue recognition policy.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2017 were no differences between our comprehensive loss and net loss.

Note 4 – LOAN FROM DIRECTOR

For the year ended June 30, 2017 and 2016, our sole director has loaned to the Company $1,978 and $2,662, respectively. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $4,640 and $2,662 as of June 30, 2017 and June 30, 2016, respectively.

Note 5 – FIXED ASSETS

		Equipment
Cost
As at June 30, 2016		$-
Additions		16,609
Disposals		-
As at June 30, 2017		$16,609

Depreciation
As at June 30, 2016	$	(-)
Change for the period		(1,422)
As at June 30, 2017		$(1,422)

Net book value		$15,187

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2017

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 1, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. As of June 30, 2017 the Company has paid $2,300 for rent and the amount of $4,090 is in prepaid rent.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 5, 2016, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

During November 2016, the Company issued 197,500 shares of common stock for cash proceeds of $3,950 at $0.02 per share.

During December 2016, the Company issued 711,500 shares of common stock for cash proceeds of $14,151 at $0.02 per share.

During January 2017, the Company issued 36,500 shares of common stock for cash proceeds of $726 at $0.02 per share.

There were 4,945,500 shares of common stock issued and outstanding as of June 30, 2017.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of June 30, 2017 the Company had net operating loss carry forwards of approximately $7,017 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2017 was approximately $2,386. The net change in valuation allowance during the year ended June 30, 2017 was $2,157. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses.  The Company has not recognized any interest and penalties in 2017 and 2016.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2017

The provision for Federal income tax consists of the following:

	As of June 30, 2017	As of June 30, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(2,386)	(229)
Valuation allowance	$2,386	229
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended June 30, 2017 as follows:

	As of June 30, 2017	As of June 30, 2016
Computed "expected" tax expense (benefit)	$(2,157)	(229)
Change in valuation allowance	$2,157	229

                                                                                                                            -                                 -

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO - 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Stepan Feodosiadi, No.1 Street, Sophora Court, 1/27, Larnaka, Cyprus, 6021	25	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Stepan Feodosiadi has acted as our President, Treasurer, Secretary and Director since our incorporation on February 3, 2016. There was not any arrangement or understanding between Stepan Feodosiadi and any other person(s) pursuant to which he was selected as a director of the company. For the past five years Stepan Feodosiadi worked as a technical engineer in Larnaka, Cyprus for a video production company and got the needed skills for the current business of Battlers Corp. He was in charge of the video production projects and postproduction service and was in direct connection with clients, where he learned how to build the productive relationship with customers. We believe that these skills will help our sole officer and director run the Company’s business. Mr. Feodosiadi’s only occupation at the moment is managing the business processes of Battlers Corp. There was not any arrangement or understanding between Stepan Feodosiadi and any other person(s) pursuant to which he was selected as an officer of the company.

Stepan Feodosiadi owns 80.88% of the outstanding shares of our common stock. As such, it was unilaterally decided that Stepan Feodosiadi was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Stepan Feodosiadi intends to spend 75% of his time to planning and organizing activities of Battlers Corp., which means he will devote approximately 20 hours per week to the Company’s business.

During the past ten years, Stepan Feodosiadi has not been the subject to any of the following events:

1.                    Any bankruptcy petition filed by or against any business of which Stepan Feodosiadi was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.                    Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.                    An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feodosiadi involvement in any type of business, securities or banking activities.

4.                    Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.                    Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.                    Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.                    Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.              Any Federal or State securities or commodities law or regulation; or

ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.         Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.                        Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Stepan Feodosiadi, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no existing relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2017 and June 30, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi, President and Treasurer	February 3, 2016, until June 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi, President and Treasurer	As of June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Stepan Feodosiadi currently devotes approximately 75% of his time to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of June 30, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The following table sets forth director compensation as of June 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially from June 30, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Stepan Feodosiadi	4,000,000 shares of common stock (direct)		80.88%

				80.88%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

As of June 30, 2017, there were 4,945,500 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Stepan Feodosiadi is our officer, director, control person and promoter and he shall receive no compensation for the placement of the offering. There is no any promoter(s) of the company other than Mr. Feodosiadi.

On July 5, 2016, we issued a total of 4,000,000 shares of restricted common stock to Stepan Feodosiadi in consideration of $4,000. Further, Stepan Feodosiadi has advanced funds to us. As of June 30, 2017, Stepan Feodosiadi advanced us $4,640. Mr. Feodosiadi will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Feodosiadi. Stepan Feodosiadi will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Mr. Feodosiadi does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Feodosiadi or the repayment of the funds to Mr. Feodosiadi. We have a verbal agreement with our sole officer and director that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2017, we incurred approximately $6,600 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2016, December 31, 2016 and March 31, 2017. During fiscal year ended June 30, 2017, we incurred $0 in tax.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on August 18, 2017.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)