Form 10-Q
period 2017-09-30
Battlers Corp.
filed 2018-05-08
CIK 1680525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

Yes [ ] No [X]

As of September 30, 2017 there were 4,945,500 shares outstanding of the registrant’s common stock.

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

BATTLERS CORP.

Balance Sheets

ASSETS	September 30, 2017 (Unaudited)	June 30, 2017
Current Assets
Cash and cash equivalents Prepaid rent	$6 3,400	$1,173 4,090
Total Current Assets	3,406	5,263

Fixed Assets
Equipment, net	13,907	15,187
Total Fixed Assets	13,907	15,187

Total Assets	$17,313	$20,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$6,140	$4,640
Total Current Liabilities	6,140	4,640

Total Liabilities	6,140	4,640

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,945,500 and 4,945,500 shares issued and outstanding as of September 30, 2017 and June 30, 2017 accordingly	4,945	4,945
Additional paid in capital	17,882	17,882
Retained deficit	(11,654)	(7,017)
Total Stockholders’ Equity	11,173	15,810

Total Liabilities and Stockholders’ Equity	$17,313	$20,450

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Operations

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016

REVENUES	$2,980	$4,454
Gross Profit	2,980	4,454

OPERATING EXPENSES
General and Administrative Expenses	7,617	5,252
TOTAL OPERATING EXPENSES	7,617	5,252

NET LOSS FROM OPERATIONS	(4,637)	(798)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,637)	$(798)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,945,500	3,782,609

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statement of Cash Flows

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,637)	$(798)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,790	138
Changes in operating assets and liabilities:
Prepaid rent	690	(460)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,157)	(1,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(510)	(5,568)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(510)	(5,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,500	1,978
Proceeds from sale of common stock	-	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	5,978

NET DECREASE IN CASH	(1,167)	(710)

Cash, beginning of period	1,173	1,989

Cash, end of period	$ 6	$1,279

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$-
Income taxes paid	$ -	$-

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Notes to the condensed financial statements

SEPTEMBER 30, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues of $2,980 for the three months ended September 30, 2017.  The Company currently has negative operating cash flows, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $6 of cash as of September 30, 2017 and $1,173 as of June 30, 2017.

BATTLERS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar, his is why there isn’t any other comprehensive income/foreign currency translations. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

BATTLERS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2017 and June 30, 2017 were no differences between our comprehensive loss and net loss.

Note 4 – LOAN FROM DIRECTOR

For the three months ended September 30, 2017, our sole director has loaned to the Company $1,500. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $6,140 and $4,640 as of September 30, 2017 and June 30, 2017, respectively.

Note 5 – FIXED ASSETS

		Equipment
Cost
As at June 30, 2016		$-
Additions		16,609
Disposals		-
As at June 30, 2017		$16,609
Additions		510
Disposals		-
As at September 30, 2017		$17,119

Depreciation
As at June 30, 2016	$	(-)
Change for the period		(1,422)
As at June 30, 2017		$(1,422)
Change for the period		(1,790)
As at September 30, 2017		$(3,212)

Net book value		$13,907

BATTLERS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 1, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. For the three months ended September 30, 2017 the Company has $690 expense for rent and the amount of $3,400 is in prepaid rent.

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

There were 4,945,500 shares of common stock issued and outstanding as of September 30, 2017.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

As of September 30, 2017 the Company had net operating loss carry forwards of approximately $11,654 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2017 was approximately $3,962. The net change in valuation allowance during the three months ended September 30, 2017 was $1,577. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses.  The Company has not recognized any interest and penalties in 2017 and 2016.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2017.  All tax years since inception remains open for examination by taxing authorities.

BATTLERS CORP.

Notes to the financial statements

SEPTEMBER 30, 2017

(Unaudited)

The provision for Federal income tax consists of the following:

	As of September 30, 2017	As of June 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(3,962)	(2,386)
Valuation allowance	$3,962	2,386
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the three months ended September 30, 2017 as follows:

	As of September 30, 2017	As of September 30, 2016
Computed "expected" tax expense (benefit)	$(1,577)	(271)
Change in valuation allowance	$1,577	271

-

-

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Video production industry overview

The management of the Company believes that promotional videos are one of the top forms of online mass communication that companies can benefit from utilizing. All businesses, small and large, are jumping on board to get their start with online communication.

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

Results of Operations for the three months ended September 30, 2017 and 2016:

Revenue and cost of services

For the three month period ended September 30, 2017 and 2016 the Company generated total revenue of $2,980 and $4,454 accordingly from providing video services to the customers.

Operating expenses

Total operating expenses for the three month period ended September 30, 2017 and 2016, were $7,617 and $5,252 accordingly.

Net Loss

The net loss for the three month period ended September 30, 2017 and 2016 was $4,637 and $798 accordingly.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2017, the Company had cash of $6 ($1,173 as of June 30, 2017). Furthermore, the Company had a working deficit of $2,734 (capital of $623 as of June 30, 2017).

During the three month period ended September 30, 2017, the Company used $2,157 of cash in operating activities due to its net loss and decrease in prepaid rent of $690, depreciation of $1,790.  During the three month period ended September 30, 2016, the Company used $1,120 of cash in operating activities due to its net loss and increase in prepaid rent of $460, depreciation of $138.

During the three month period ended September 30, 2017 and 2016 the Company used $510 and $5,568 in investing activities appropriate.

During the three month period ended September 30, 2017 and 2016, the Company generated $1,500 and $5,978 cash in financing activities appropriate.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated $2,980 revenues for the three months September 30, 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on May 8, 2018.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)