Form 10-Q/A
period 2017-12-31
Battlers Corp.
filed 2018-10-15
CIK 1680525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Battlers Corp. (the “Company,” “we,” “us,” “our,”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended December  31, 2017 (the “Form 10-Q”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on October 12, 2018. The purpose of this Amendment is to submit correct XBRL files, that were to send with the inadvertent error “Document Period End Date value 2017-09-30 does not agree with  Period Of Report value 12-31-2017".

No other changes have been made to the original Form 10-Q for the quarter ended December  31, 2017. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on October 15, 2018.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)