Form 10-Q
period 2018-03-31
Battlers Corp.
filed 2018-10-15
CIK 1680525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of March 31, 2018 there were 4,945,500 shares outstanding of the registrant’s common stock.

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

BATTLERS CORP.

Balance Sheets

ASSETS		March 31, 2018 (Unaudited)	June 30, 2017
Current Assets
Cash and cash equivalents Prepaid rent	$	- 2,020	$1,173 4,090
Total Current Assets		2,020	5,263

Fixed Assets
Equipment, net		10,275	15,187
Total Fixed Assets		10,275	15,187

Total Assets		$12,295	$20,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director		$6,140	$4,640
Total Current Liabilities		6,140	4,640

Total Liabilities		6,140	4,640

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,945,500 and 4,945,500 shares issued and outstanding as of March 31, 2018 and June 30, 2017 accordingly		4,945	4,945
Additional paid in capital		17,882	17,882
Retained deficit		(16,672)	(7,017)
Total Stockholders’ Equity		6,155	15,810

Total Liabilities and Stockholders’ Equity		$12,295	$20,450

See accompanying notes, which are an integral part of these unaudited condensed financial statements

BATTLERS CORP.

Statements of Operations

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017

REVENUES	$-	5,240	2,980	19,127
Cost of services	-	4,000	-	9,841
Gross Profit	-	1,240	2,980	9,286

OPERATING EXPENSES
General and Administrative Expenses	2,506	6,532	12,635	16,800
TOTAL OPERATING EXPENSES	2,506	6,532	12,635	16,800

NET LOSS FROM OPERATIONS	(2,506)	(5,292)	(9,655)	(7,514)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,506)	(5,292)	(9,655)	(7,514)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,945,500	4,944,067	4,945,500	4,380,058

See accompanying notes, which are an integral part of these unaudited condensed financial statements

BATTLERS CORP.

Statement of Cash Flows

(Unaudited)

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,655)	(7,514)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	5,422	603
Changes in operating assets and liabilities:
Studio costs	-	-
Customer Deposits	-	-
Prepaid rent	2,070	(4,780)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,163)	(11,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(510)	(7,817)
CASH FLOWS USED IN INVESTING ACTIVITIES	(510)	(7,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,500	1,978
Proceeds from sale of common stock	-	22,827
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	24,805

NET DECREASE IN CASH	(1,173)	5,297

Cash, beginning of period	1,173	1,989

Cash, end of period	$-	7,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes, which are an integral part of these unaudited condensed financial statements

BATTLERS CORP.

Notes to the condensed financial statements

MARCH 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues of $2,980 for the nine months ended March 31, 2018.  The Company currently has negative operating cash flows, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

BATTLERS CORP.

Notes to the financial statements

MARCH 31, 2018

(Unaudited)

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had no cash as of March 31, 2018 and $1,173 as of June 30, 2017.

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

Through March 31, 2018 the Company’s revenues were generated from one customer: SYMEONIDOU EFFIMIA & SIA EE.

Through March 31, 2017 the Company’s revenues were generated from three customers: Focus on Peristeri ES with 32% of total revenue, Pocket MGZ with 25% of total revenue, NTI TEILS MONOPROSOPI EPE - MARKELLOU D. MARIA with 43% of total revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

MARCH 31, 2018

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

Note 4 – LOAN FROM DIRECTOR

For the nine months ended March 31, 2018, our sole director has loaned to the Company $1,500. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $6,140 and $4,640 as of March 31, 2018 and June 30, 2017, respectively.

Note 5 – FIXED ASSETS

		Equipment
Cost
As at June 30, 2016		$-
Additions		16,609
Disposals		-
As at June 30, 2017		$16,609
Additions		510
Disposals		-
As at March 31, 2018		$17,119

Depreciation
As at June 30, 2016	$	(-)
Change for the period		(1,422)
As at June 30, 2017		$(1,422)
Change for the period		(5,422)
As at March 31, 2018		$(6,844)

Net book value		$10,275

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 1, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. For the nine months ended March 31, 2018 the Company has $2,070 expense for rent and the amount of $2,020 is in prepaid rent.

BATTLERS CORP.

Notes to the financial statements

MARCH 31, 2018

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

There were 4,945,500 shares of common stock issued and outstanding as of March 31, 2018.

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

As of March 31, 2018 the Company had net operating loss carry forwards of approximately $16,672 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2018 was approximately $3,501. The net change in valuation allowance during the nine months ended March 31, 2018 was $2,028. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses.  The Company has not recognized any interest and penalties in 2018 and 2017.

BATTLERS CORP.

Notes to the financial statements

MARCH 31, 2018

(Unaudited)

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of March 31, 2018	As of June 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(3,501)	(2,386)
Valuation allowance	$3,501	2,386
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 21% (34% for 2017) differs from the expected tax benefit for the nine months ended March 31, 2018 as follows:

	As of March 31, 2018	As of March 31, 2017
Computed "expected" tax expense (benefit)	$(2,028)	(2,555)
Change in valuation allowance	$2,028	2,555
	-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued  and  has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of March 31, 2018 we have signed four contracts and provide our services to our customers: Focus on Peristeri ES, Pocket MGZ, NTI TEILS MONOPROSOPI EPE - MARKELLOU D. MARIA and SYMEONIDOU EFFIMIA & SIA EE.

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

Results of Operations for the three and nine months ended March 31, 2018 and 2017:

Revenue and cost of services

For the three month period ended March 31, 2018 and 2017 the Company generated total revenue of $0 and $5,240 accordingly from providing video services to the customers.  Such decrease is due to business suspend for director personal reasons.

For the nine month period ended March 31, 2018 and 2017 the Company generated total revenue of $2,980 and $19,127 accordingly from providing video services to the customers. Such decrease is due to business suspend for personal reasons.

Operating expenses

Total operating expenses for the three month period ended March 31, 2018 and 2017, were $2,506 and $6,532 accordingly.

Total operating expenses for the nine month period ended March 31, 2018 and 2017, were $12,635 and $16,800 accordingly.

Net Loss

The net loss for the three month period ended March 31, 2018 and 2017 was $2,506 and $5,292 accordingly.

The net loss for the nine month period ended March 31, 2018 and 2017 was $9,655 and $7,514 accordingly. Increase in net loss is due to business suspend for director personal reasons.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2018, the Company had cash of $0 ($1,173 as of June 30, 2017). Furthermore, the Company had a working deficit of $4,120 (capital of $623 as of June 30, 2017).

During the nine month period ended March 31, 2018, the Company used $2,163 of cash in operating activities due to its net loss and decrease in prepaid rent of $2,070, depreciation of $5,422.  During the nine month period ended March 31, 2017, the Company used $11,691 of cash in operating activities due to its net loss and increase in prepaid rent of $4,780, depreciation of $603.

During the nine month period ended March 31, 2018 and 2017 the Company used $510 and $7,817 in investing activities respectively.

During the nine month period ended March 31, 2018 and 2017, the Company generated $1,500 and $24,805 cash in financing activities respectively.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated $2,980 revenues for the nine months March 31, 2018. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended March 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2018.

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