Form 10-K
period 2018-06-30
Battlers Corp.
filed 2018-12-06
CIK 1680525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-213393

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

Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company x	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes o       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,945,500 common shares issued and outstanding as of November 20, 2018.

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

Based on the experience of our sole officer and director in the video production area we can estimate the following steps for video production:

1.Planning of the concept of the video

2.Planning technical aspects to create the video

3.Production stage

4.Post-production, which means putting the video together through editing and fine-tuning the visuals and sound

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

As of June 30, 2018, no shares of our common stock have traded

Number of Holders

As of June 30, 2018, the 4,945,500 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2018 and 2017.

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

There were 4,945,500 shares of common stock issued and outstanding as of June 30, 2018.

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

Results of Operations for the years ended June 30, 2017 and 2018:

Revenue and cost of services

For the years ended June 30, 2017 and 2018 the Company generated total revenue of $43,087 and $2,980, accordingly from providing video services to customers. Cost of services for the years ended June 30, 2017 and 2018 was $22,312 and $0 accordingly. There was limited activity for the year ended June 30, 2018 due to business being suspended due to personal reasons of the director.

Operating expenses

Total operating expenses for the years ended June 30, 2017 and 2018, were $27,119 and $15,141 accordingly. The decrease in operating expenses related to the decrease of the Company’s activity and mentioned above.

Net Loss

The net loss for the years ended June 30, 2017 and 2018 was $6,344 and $12,161 accordingly.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2018, the Company had no cash ($1,173 as of June 30, 2017). Furthermore, the Company had a working capital deficit of $4,810 (surplus of $623 as of June 30, 2017).

During the year ended June 30, 2017, the Company used $9,012 of cash in operating activities due to its net loss, increase in prepaid rent of $4,090 and depreciation of $1,422. During the year ended June 30, 2018, the Company used $2,163 of cash in operating activities due to its net loss, decrease in prepaid rent of $2,760 and depreciation of $7,238.

During the year ended June 30, 2017 and 2018 the Company used $16,609 and $510 for the purchase of video production equipment in investing activities, respectively.

During the year ended June 30, 2017 and 2018, the Company generated $24,805 and $1,500 cash in financing activities, respectively.

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

Item 8. Financial Statements and Supplementary Data

BATTLERS CORP.

FINANCIAL STATEMENTS

For the Years Ended June 30, 2017 and June 30, 2018

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Battlers Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Battlers Corp. (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2018 (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated sufficient cash flows from operations to fund its business operations. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

December 3, 2018

BATTLERS CORP.

Balance Sheets

ASSETS		June 30, 2018	June 30, 2017
Current Assets
Cash and cash equivalents Prepaid rent	$	- 1,330	$1,173 4,090
Total Current Assets		1,330	5,263

Fixed Assets
Equipment, net		8,459	15,187
Total Fixed Assets		8,459	15,187

Total Assets		$9,789	$20,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director		$6,140	$4,640
Total Current Liabilities		6,140	4,640

Total Liabilities		6,140	4,640

Commitments and Contingencies

Stockholders’ Equity(Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,945,500 and 4,945,500 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively		4,945	4,945
Additional paid in capital		17,882	17,882
Accumulated deficit		(19,178)	(7,017)
Total Stockholders’ Equity		3,649	15,810

Total Liabilities and Stockholders’ Equity		$9,789	$20,450

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Operations

	Year ended June 30, 2018	Year ended June 30, 2017

REVENUES	$2,980	$43,087
Cost of services	-	22,312
Gross Profit	2,980	20,775

OPERATING EXPENSES
General and Administrative Expenses	15,141	27,119
TOTAL OPERATING EXPENSES	15,141	27,119

NET INCOME (LOSS) FROM OPERATIONS	(12,161)	(6,344)

INCOME (LOSS) BEFORE INCOME TAXES	(12,161)	(6,344)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(12,161)	$(6,344)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,945,500	4,521,032

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		Equity (Deficit)

Balance, June 30, 2016	-	$ -	$ -	$ (673)	$ (673)
Net loss June 30, 2017				(6,344)	(6,344)
Shares issued for cash	4,945,500	4,945	17,882		22,827
Balance, June 30, 2017	4,945,500	$ 4,945	$ 17,882	$ (7,017)	$ 15,810
Net loss June 30, 2018				(12,161)	(12,161)
Shares issued for cash	-	-	-		-
Balance, June 30, 2018	4,945,500	$ 4,945	$ 17,882	$ (19,178)	$ 3,649

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Statements of Cash Flows

	Year ended June 30, 2018	Year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,161)	$ (6,344)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid rent	2,760	(4,090)
Depreciation	7,238	1,422
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,163)	(9,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(510)	(16,609)
CASH FLOWS USED ININVESTING ACTIVITIES	(510)	(16,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	1,500	1,978
Proceeds from sale of common stock	-	22,827
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	24,805

NET INCREASE (DECREASE) IN CASH	1,173	(816)

Cash, beginning of period	1,173	1,989

Cash, end of period	$-	$ 1,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$ -
Income taxes paid	$-	$ -

See accompanying notes, which are an integral part of these financial statements

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues of $2,980 for the year ended June 30, 2018.  The Company currently has negative operating cash flows, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash as of June 30, 2018 and $1,173 as of June 30, 2017.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2018

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. Through June 30, 2018 the Company’s revenues were generated from one customer: SYMEONIDOU EFFIMIA & SIA EE.

The Company’s revenues in 2018 were generated from SYMEONIDOU EFFIMIA & SIA EE.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar; which is why there isn’t any other comprehensive income/foreign currency translations. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2018

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning July 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – FIXED ASSETS

		Equipment
Cost
As at June 30, 2016		$-
Additions		16,609
Disposals		-
As at June 30, 2017		$16,609
Additions		510
Disposals		-
As at June 30, 2018		$17,119

Depreciation
As at June 30, 2016	$	(-)
Change for the period		(1,422)
As at June 30, 2017		$(1,422)
Change for the period		(7,238)
As at June 30, 2018		$(8,660)

Net book value		$8,459

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2018

Note 5 – LOAN FROM DIRECTOR

For the year ended June 30, 2018 and 2017, our sole director has loaned to the Company $1,500 and $1,978. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $6,140 and $4,640 as of June 30, 2018 and June 30, 2017, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has signed a lease agreement for renting an office space, which is located at the following address: Delfon 2, Athens 106 80 Greece. Rent started from September 1, 2016 and terminates on December 31, 2018.  The agreed rental fee is $230 per month. For the year ended June 30, 2018 the Company has $2,760 expense for rent and the amount of $1,330 is in prepaid rent.

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

There were 4,945,500 shares of common stock issued and outstanding as of June 30, 2018.

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

As of June 30, 2018 the Company had net operating loss carry forwards of approximately $19,178 that may be available to reduce future years’ taxable income in varying amounts through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BATTLERS CORP.

Notes to the financial statements

JUNE 30, 2018

The valuation allowance at June 30, 2018 was approximately $4,028. The net change in valuation allowance during the year ended June 30, 2018 was $1,642. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses.  The Company has not recognized any interest and penalties in 2018 and 2017.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of June 30, 2018	As of June 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(4,028)	(2,386)
Valuation allowance	$4,028	2,386
Net deferred tax assets	$-	-
Actual tax expense (benefit)	$-	-

The actual tax benefit at the expected rate of 21% (34% for 2017) differs from the expected tax benefit for the year ended June 30, 2018 as follows:

	As of June 30, 2018	As of June 30, 2017
Computed "expected" tax expense (benefit)	$(2,554)	(2,157)
Impact of rate changes on valuation allowance	912	-
Change in valuation allowance	$1,642	2,157
Provision for income taxes	-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 using the criteria established in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of June 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO - 2013.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Stepan Feodosiadi, No.1 Street, Sophora Court, 1/27, Larnaka, Cyprus, 6021	26	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

During the past ten years, Stepan Feodosiadi has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Stepan Feodosiadi was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Feodosiadi involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of June 30, 2017 and June 30, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi, President and Treasurer	As of June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stepan Feodosiadi, President and Treasurer	As of June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of June 30, 2018:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

As of June 30, 2018, there were 4,945,500 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Stepan Feodosiadi is our officer, director, control person and promoter and he shall receive no compensation for the placement of the offering. There is no any promoter(s) of the company other than Mr. Feodosiadi.

On July 5, 2016, we issued a total of 4,000,000 shares of restricted common stock to Stepan Feodosiadi in consideration of $4,000. Further, Stepan Feodosiadi has advanced funds to us. As of June 30, 2018, Stepan Feodosiadi advanced us $6,140. Mr. Feodosiadi will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Feodosiadi. Stepan Feodosiadi will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Mr. Feodosiadi does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Feodosiadi or the repayment of the funds to Mr. Feodosiadi. We have a verbal agreement with our sole officer and director that, if necessary, he will loan the company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2018, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended September 30, 2017, December 31, 2017 and March 31, 2018. During fiscal year ended June 30, 2018, we incurred $0 in tax.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Athens, Greece on December 6, 2018.

Battlers Corp.

By:	/s/	Stepan Feodosiadi
	Name:	Stepan Feodosiadi
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)